Form 10QSB
period 2000-06-30
BILTMORE VACATION RESORTS INC
filed 2000-08-15
CIK 1108653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the transition period from                  to
                                           -----------------   -----------------

                         BILTMORE VACATION RESORTS, INC.
                         -------------------------------
                (Name of Registrant as Specified in its Charter)


                NEVADA                                 88-0355447
                ------                                 ----------
    (State of Other Jurisdiction         (I.R.S. Employer Identification Number)
  of Incorporation or Organization)

                       2110 EAST FLAMINGO ROAD, SUITE 110
                       ----------------------------------
                             LAS VEGAS, NEVADA 89119
                             -----------------------
          (Address of Principal Executive Offices, including Zip Code)

                                 (702) 650-2889
                                 --------------
                (Issuer's Telephone Number, including Area Code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check where the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

         There were 4,405,948 shares outstanding of the registrant's Common Stock as of June 30, 2000.

         Transactional small business disclosure format (check one):
                              Yes [ ]     No [X]

                         BILTMORE VACATION RESORTS, INC.

                                      INDEX


PART I Financial Information

         Item 1  Financial Statements
                 Condensed Consolidated Balance Sheet at
                   June 30, 2000 (unaudited)
                 Condensed Consolidated Statements of Operations
                   For the Three Months and the Six Months Ended
                   June 30, 2000 and 1999 (unaudited)
                 Condensed Consolidated Statements of Cash Flow
                   For the Six Months Ended June 30, 2000 and 1999 (unaudited)
                 Notes to Condensed Consolidated Financial Statements
                   (unaudited)

         Item 2  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations or Plan of Operations


PART II Other Information

         Item 1  Legal Proceedings

         Item 2  Changes in Securities and Use of Proceeds

         Item 3  Defaults Upon Senior Securities

         Item 4  Submission of Matters to a Vote of Security Holders

         Item 5  Other Information

         Item 6  Exhibits and Reports on Form 8-K


SIGNATURES

                                     PART I


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                BILTMORE VACATION RESORTS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                                           June 30, 2000
                                                           -------------
                   ASSETS

Real estate projects                                       $  7,120,073
Cash                                                             72,729
Property and equipment                                          259,020
Other                                                             1,010
                                                           -------------
                                                           $  7,452,832
                                                           =============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                              $  3,222,500
Due to affiliate                                                550,000
Accounts payable                                                480,223
Accrued liabilities                                             249,218
                                                           -------------
TOTAL LIABILITIES                                             4,501,941
                                                           -------------

COMMITMENTS AND CONTINGENCIES                                         -

SHAREHOLDERS' EQUITY:
Common stock                                                      4,406
Additional paid-in capital                                    5,128,010
Deficit accumulated during the development stage             (2,181,525)
                                                           -------------
TOTAL SHAREHOLDERS' EQUITY                                    2,950,891
                                                           -------------
                                                           $  7,452,832
                                                           =============

   The accompanying notes are an integral part of these financial statements.

                BILTMORE VACATION RESORTS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                   Three months ended June 30,
                                --------------------------------
                                      2000            1999
                                ---------------  ---------------

General and administrative      $      253,041   $      207,372
                                ---------------  ---------------

OPERATING LOSS                        (253,041)        (207,372)
                                ---------------  ---------------

Interest expense                        (2,104)         (11,077)
                                ---------------  ---------------

NET LOSS                        $     (255,145)  $     (218,449)
                                ===============  ===============

BASIC AND DILUTED NET
   LOSS PER SHARE               $        (0.06)  $        (0.06)
                                ===============  ===============
BASIC AND DILUTED WEIGHTED
  AVERAGE COMMON SHARES              4,391,289        3,912,444
                                ===============  ===============

   The accompanying notes are an integral part of these financial statements.

                BILTMORE VACATION RESORTS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Cumulative
                                Six months ended June 30,      from inception
                            -------------------------------- (February 28, 1998)
                                 2000             1999         to June 30, 2000
                            ---------------  ---------------  ------------------

General and administrative  $      537,697   $      408,530   $      2,148,812
                            ---------------  ---------------  -----------------

OPERATING LOSS                    (537,697)        (408,530)        (2,148,812)
                            ---------------  ---------------  -----------------

Interest expense                    (8,545)         (15,741)           (32,713)
                            ---------------  ---------------  -----------------

NET LOSS                    $     (546,242)  $     (424,271)  $     (2,181,525)
                            ===============  ===============  =================

BASIC AND DILUTED NET
 LOSS PER SHARE             $        (0.13)  $        (0.11)
                            ===============  ===============

BASIC AND DILUTED WEIGHTED
 AVERAGE COMMON SHARES           4,293,777        3,911,605
                            ===============  ===============

   The accompanying notes are an integral part of these financial statements.


                                    BILTMORE VACATION RESORTS, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                     Condensed Consolidated Statements of Cash Flows
                                                       (Unaudited)


                                                                                                            Cumulative
                                                                     Six months ended June 30,            from inception
                                                               --------------------------------------    (February 28, 1998)
                                                                      2000                 1999           to June 30, 2000
                                                               -------------------  -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                      $         (546,242)  $         (424,271)  $       (2,181,525)
 Adjustments to reconcile net income to
   net cash used by operating activities:
   Amortization of stock compensation                                           -              200,000              230,000
   Depreciation and amortization                                           19,924               85,789              118,723
   Common stock issued as compensation                                          -                    -            1,213,622
   Common stock issued in lieu of financing fees                           15,767                    -              634,375
   Increase in real estate projects                                    (1,377,399)            (987,850)          (5,775,773)
   (Increase) decrease in other assets                                     34,867               (2,020)               7,390
   Increase in accounts payable                                           378,883                    -              480,223
   Increase (decrease) in accrued liabilities                             107,937               (8,006)             235,569
                                                               -------------------  -------------------  -------------------
   Net cash used by operating activities                               (1,366,263)          (1,136,358)          (5,037,396)
                                                               -------------------  -------------------  -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment                                                         -             (101,950)            (311,645)
                                                               -------------------  -------------------  -------------------
   Net cash used by investing activities                                        -             (101,950)            (311,645)
                                                               -------------------  -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                   663,000              217,847            2,928,431
 Cash contributed at inception                                                  -                    -               11,073
 Proceeds from notes payable                                              639,677            1,059,000            3,462,267
 Payments on notes payable and due
  to affiliate                                                            (30,000)                   -             (980,000)
                                                               -------------------  -------------------  -------------------
   Net cash provided by financing activities                            1,272,677            1,276,847            5,421,771
                                                               -------------------  -------------------  -------------------
Net increase in cash                                                      (93,586)              38,539               72,730

CASH, BEGINNING OF PERIOD                                                 166,315              158,680                    -
                                                               -------------------  -------------------  -------------------

CASH, END OF PERIOD                                            $           72,729   $          197,219   $           72,730
                                                               ===================  ===================  ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid, net of amounts capitalized                     $            8,545   $           15,741   $           32,713
                                                               ===================  ===================  ===================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Real estate contributed                                       $                -   $                -   $        1,344,300
 Assumption of amounts due to affiliate                                         -                    -           (1,300,000)
 Other assets contributed,                                                                                                -
  including $11,073 in cash                                                     -                    -               81,689
                                                               -------------------  -------------------  -------------------
 Common stock issued for net
   assets contributed at inception                             $                -   $                -   $          125,989
                                                               ===================  ===================  ===================
Repayment of affiliate advances with
  common stock                                                 $          111,177   $          217,847   $        2,210,163
                                                               ===================  ===================  ===================

                        The accompanying notes are an integral part of these financial statements.

                BILTMORE VACATION RESORTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

1. BACKGROUND AND BASIS OF PRESENTATION
---------------------------------------

         On February 28, 1998, Biltmore Vacation Village, Inc. ("BVVI"), a diversified real estate company owned by George Wuagneux, contributed one of its projects (the "Bullhead Property") and related debt, at BVVI's basis, to a newly formed entity, Biltmore Vacation Resorts, Inc. ("BVRI"), a Nevada corporation, to be developed as a time share resort. Also on February 28, 1998, BVRI acquired control of Cyber Information, Inc. ("Cyber"), an inactive public shell with no assets or liabilities, in a reverse merger transaction. For accounting purposes, the combination is treated as a recapitalization of BVRI.

         The accompanying consolidated financial statements include the accounts of BVRI and its wholly owned subsidiaries, Biltmore Vacations, LLC, St. Tropez Vacations, LLC, Nevada Realty and Management, Inc., Sage Design Builders, Inc. and Dynamic Design Architecture, LLC (collectively, the "Company"). Although Dynamic Design Architecture, LLC is only 30% owned by Sage Design Builders, Inc., the majority owner has contractually placed all power and day-to-day decisions in the hands of Sage Design Builders, Inc. Further, the majority owner is not required to make good on any losses and has agreed that any future profits up to $5,000,000 will accrue entirely to Sage Design Builders, Inc.'s benefit. All material intercompany transactions and accounts have been eliminated in consolidation.

         The Company is classified as a development stage company because its principal activities involve obtaining the capital necessary to execute its strategic business plan.

         Interim periods
         ---------------

         The accompanying unaudited condensed consolidated financial statements do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all necessary adjustments (consisting of normal recurring adjustments) for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-SB.

         Real estate property under development
         --------------------------------------

         Real estate projects are stated at the lower of cost or net realizable value. Project costs include the cost of the land and land improvements, engineering and design, construction materials, direct labor and overhead and interest, taxes and other carrying costs incurred during the construction period.

         Shareholders' equity
         --------------------

         The majority shareholder and president of the Company has advanced funds to the Company and the outstanding balance of $111,177 was converted into 14,824 common shares in the second quarter of 2000.

         In 2000 the Company issued 2,918 shares of common stock in lieu of interest associated with secured promissory notes.

         The above stock issuances were valued at market, generally determined by low bid quotations.

         The Company sold 140,750 shares of common stock for $663,000 cash during the three month period ended March 31, 2000.

2. CONTINGENCIES
----------------

         Litigation
         ----------

         From time to time the Company is a party to various lawsuits and claims which have arisen in the normal course of its business. While it is not possible to predict with certainty the outcome of such litigation and claims, it is the opinion of Company management, based in part on consultations with counsel, that the liability of the Company, if any, arising from the ultimate disposition of any or all such lawsuits and claims is not material to the consolidated financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS

         THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTE
1. TO THE FINANCIAL STATEMENTS INCLUDED ABOVE. SUCH DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR THE COMPANY'S FUTURE FINANCIAL PERFORMANCE AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE COMPANY'S OR THE INDUSTRY'S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS.


PLAN OF OPERATIONS

         The Company has begun development of its timeshare resort project in Bullhead City, Arizona, and is completing the acquisition of the St. Tropez Hotel in Las Vegas, Nevada for renovation and conversion into a timeshare project. The Company obtained a loan commitment from M.K.D. Capital Corp., of approximately $41,500,000 to purchase the hotel property, and pay the renovation and construction costs for the first phase of the project. Closing of that loan was originally to take place on June 2, 2000 but did not take place as scheduled because of delays occasioned by the lender's failure to timely fulfill its commitment. The lender has committed to cure its default and close the transaction by October 1, 2000.

         The Company is currently in negotiations with various banking and other financial institutions, as well as private parties to obtain additional debt and equity financing to continue development of the Bullhead City project and to pay for the subsequent phase of development for the St. Tropez project.


LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended June 30, 2000, the Company obtained a loan of $100,000 from its President and CEO, George Wuagneux. This loan, plus related interest, was repaid through the issuance of 14,824 common shares. The Company also obtained two short-term loans totaling $236,000, as reflected in the condensed financial statements. The Company issued no additional new shares of stock and did not raise cash proceeds from any other sources.

         Net cash used in operating activities was $1,366,263 for the six months ended June 30, 2000. Net operating cash flows for the six months ended June 30, 2000 were primarily attributable to operating losses of $546,242, and the increase in real estate projects of $1,377,399 offset by an increase in accounts payable of $378,883.

         Net cash provided by financing activities was $1,272,677 for the six months ended June 30, 2000, primarily attributable to proceeds from issuance of common stock and notes payable.

                           PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

       None

Item 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the period from March 31, 2000 to the date of this filing, the Company issued a total of 14,824 shares of common stock to Biltmore Vacation Village, Inc. for conversion of debt totaling $111,177.

         The Company intends to finance future activities by (1) obtaining equity financing through the sale of its stock; (2) obtaining construction loans and lines of credit from financing institutions to fund construction and development of its Bullhead City and St. Tropez projects; and (3) selling vacation ownership units in the projects and using the proceeds to repay the construction financing.


Item 3 DEFAULTS UPON SENIOR SECURITIES

       None


Item 4 SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

       None


Item 5 OTHER INFORMATION

         Larry B. Lombard resigned as Chief Financial Officer and Director of the Company as of May 16, 2000, and Ms. Tennie Sedlacek was appointed as Chief Financial Officer and Director in his place on the same date.


Item 6 EXHIBITS AND REPORTS ON FORM 8-K

       1) Exhibits

          27     Financial Data Schedule

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    August 14, 2000                    By:/s/ GEORGE WUAGNEUX
                                               ---------------------------
                                                   George Wuagneux
                                                   Director and President



Date:    August 14, 2000                    By:/s/ EDWARD WUAGNEUX
                                               ---------------------------
                                                   Edward Wuagneux
                                                   Director and Secretary



Date:    August 14, 2000                    By:/s/ ROBERT S. HAYWARD
                                               ---------------------------
                                                   Robert S. Hayward
                                                   Director and Vice President



Date:    August 14, 2000                    By:/s/ TENNIE SEDLACEK
                                               ---------------------------
                                                   Tennie Sedlacek
                                                   Director and Chief Financial
                                                   Officer