Form 10QSB
period 2000-09-30
BILTMORE VACATION RESORTS INC
filed 2000-11-20
CIK 1108653

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

Commission File Number

                         BILTMORE VACATION RESORTS INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Utah                                                    88-0355447
State or other jurisdiction                                     (IRS Employer
of incorporation or organization)                            Identification No.)

                2110 E FLAMINGO RD STE. 110, LAS VEGAS, NV 89119
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  702-650-2889
                                  ------------
                           (Issuer's telephone number)


                                 Not Applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes   X             No
                                 -----             -----

As of September 30, 2000, the Company had 4,846,756 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                             Yes                 No  X
                                 -----             -----

                                      INDEX

      PART I          FINANCIAL INFORMATION

                          Item 1. Financial Statements

                Condensed Consolidated Balance
                      Sheet at September 30, 2000 (unaudited)

                Condensed Consolidated Statements of Operations
                      for the Quarter Ended September 30, 2000 and September 30, 1999 (unaudited)

                Condensed Consolidated Statements of Operations
                      for the Nine Months Ended September 30, 2000 and September 30, 1999 (unaudited)

                Condensed Consolidated Statements of Cash Flows
                      for the Nine Months Ended September 30, 2000 and September 30, 1999 (unaudited)

                Notes to Condensed Consolidated
                      Financial Statements (unaudited)

      Item 2.   Management's Discussion and Analysis or Plan of Operations

      PART II         OTHER INFORMATION

      Item 1.   Legal Proceedings

      Item 2.   Changes in Securities

      Item 3.   Defaults Upon Senior Securities

      Item 4.   Submission of Matters to a Vote of Security Holders

      Item 5.   Other Information

      Item 6.   Exhibits and Reports on Form 8-K

      Signatures


                BILTMORE VACATION RESORTS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)


                                                                  September 30, 2000
                                                                    ------------
                               ASSETS

Real estate projects                                                $ 7,428,344

Cash                                                                     24,749

Property and equipment                                                  240,538

Other                                                                     1,010
                                                                    ------------

                                                                    $ 7,694,641
                                                                    ============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                       $ 3,108,536

Due to affiliate                                                        550,000

Accounts payable                                                        508,387

Accrued liabilities                                                     195,217
                                                                    ------------

Total liabilities                                                     4,362,140
                                                                    ------------

Commitments and contingencies                                                 -

Shareholders' equity:

Common stock                                                              4,847

Additional paid-in capital                                            5,678,939

Deficit accumulated during the development stage                     (2,351,285)
                                                                    ------------

Total shareholders' equity                                            3,332,501
                                                                    ------------

                                                                    $ 7,694,641
                                                                    ============

                BILTMORE VACATION RESORTS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                    2000                 1999
                                                ------------        ------------

General and administrative                      $   149,887         $    96,661

                                                ------------        ------------

OPERATING LOSS                                     (149,887)            (96,661)

Interest expense                                    (19,873)             (3,497)

                                                ------------        ------------


NET LOSS                                        $  (169,760)        $  (100,158)
                                                ============        ============

BASIC AND DILUTED NET
   LOSS PER SHARE                               $     (0.04)        $     (0.03)
                                                ============        ============

BASIC AND DILUTED WEIGHTED
  AVERAGE COMMON SHARES                           4,440,215           3,933,231
                                                ============        ============

                BILTMORE VACATION RESORTS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                      CUMULATIVE
                                   NINE MONTHS ENDED SEPTEMBER 30,  FROM INCEPTION
                                    ----------------------------  (FEBRUARY 28, 1998)
                                        2000            1999     TO SEPTEMBER 30, 2000
                                    ------------    ------------    ------------
General and administrative          $   687,584     $   305,191     $ 2,298,699
                                    ------------    ------------    ------------

OPERATING LOSS                         (687,584)       (305,191)     (2,298,699)

Interest expense                        (28,418)         (2,238)        (52,586)
                                    ------------    ------------    ------------


NET LOSS                            $  (716,002)    $  (307,429)    $(2,351,285)
                                    ============    ============    ============

BASIC AND DILUTED NET
   LOSS PER SHARE                   $     (0.16)    $     (0.08)
                                    ============    ============

BASIC AND DILUTED WEIGHTED
  AVERAGE COMMON SHARES               4,374,064       3,918,891
                                    ============    ============


                BILTMORE VACATION RESORTS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       CUMULATIVE
                                                    NINE MONTHS ENDED SEPTEMBER 30,  FROM INCEPTION
                                                     ---------------------------- (FEBRUARY 28, 1998)
                                                         2000            1999    TO SEPTEMBER 30, 2000
                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                            $  (716,002)    $  (307,429)    $(2,351,285)
 Adjustments to reconcile net income to
   net cash used by operating activities:
   Amortization of stock compensation                          -         200,000         230,000
   Depreciation and amortization                          52,211         110,090         147,128
   Common stock issued as compensation                         -               -       1,213,622
   Common stock issued in lieu of financing fees          15,767               -         650,142
   Increase in real estate projects                   (1,685,670)     (1,796,779)     (6,084,044)
   (Increase) decrease in other assets                    34,867          (2,020)          7,389
   Increase in accounts payable                          407,047               -         508,387
   Increase (decrease) in accrued liabilities             53,936         (19,660)        195,218
                                                     ------------    ------------    ------------
   Net cash used by operating activities              (1,837,844)     (1,815,798)     (5,483,443)
                                                     ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment                                  (13,805)       (136,987)       (325,450)
                                                     ------------    ------------    ------------
   Net cash used by investing activities                 (13,805)       (136,987)       (325,450)
                                                     ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock               1,325,547       1,471,440       3,464,034
  Cash contributed at inception                                -               -          11,072
  Proceeds from notes payable                            384,536       1,230,654       3,308,536
  Payments on notes payable                                    -         (50,000)       (200,000)
  Reduction in due to affiliate                                -        (750,000)       (750,000)
                                                     ------------    ------------    ------------
    Net cash provided by financing activities          1,710,083       1,902,094       5,833,642
                                                     ------------    ------------    ------------
Net (decrease) increase in cash                         (141,566)        (50,691)         24,749

CASH, BEGINNING OF PERIOD                                166,315         158,680               -
                                                     ------------    ------------    ------------

CASH, END OF PERIOD                                  $    24,749     $   107,989     $    24,749
                                                     ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid, net of amounts capitalized          $    28,418     $    19,238     $    52,586
                                                     ============    ============    ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Real estate contributed                             $         -     $         -     $ 1,344,300
 Assumption of amounts due to affiliate                        -               -      (1,300,000)
 Other assets contributed,                                     -
   including $11,073 in cash                                   -               -          81,689
                                                     ------------    ------------    ------------
 Common stock issued for net
   assets contributed at inception                   $         -     $         -     $   125,989
                                                     ============    ============    ============

Repayment of affiliate advances with
  common stock                                       $   663,997     $ 1,451,287     $ 2,762,983
                                                     ============    ============    ============

                BILTMORE VACATION RESORTS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


1.    BACKGROUND AND BASIS OF PRESENTATION
------------------------------------------

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

      Interim periods
      ---------------

      The accompanying unaudited condensed consolidated financial statements do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all necessary adjustments (consisting of normal recurring adjustments) for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-SB.

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

                BILTMORE VACATION RESORTS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)



      Shareholders' equity
      --------------------

      The majority shareholder and president of the Company has advanced funds to the Company. The advanced funds have been periodically converted into common shares at the current market price. Conversions were as follows:

                                       Number of                Amount of
           Date                          Shares               consideration
     --------------------             ------------          -----------------

       June 30, 2000                     14,824                 $ 111,177

       September 30, 2000                440,656                $ 550,820


2.    CONTINGENCIES
-------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS

         THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTE
1. TO THE FINANCIAL STATEMENTS INCLUDED ABOVE. SUCH DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR THE COMPANY'S FUTURE FINANCIAL PERFORMANCE AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTANITIES AND OTHER FACTORS THAT MAY CAUSE THE COMPANY'S OR THE INDUSTRY'S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS.

PLAN OF OPERATIONS

         The Company has begun development of its timeshare resort project in Bullhead City, Arizona, and is completing the acquisition of the St. Tropez Hotel in Las Vegas, Nevada, for renovation and conversion into a timeshare project. The Company has obtained a loan commitment from M.K.D. Capital Corp. of approximately $41,500,000 to purchase the hotel property, and pay the renovation and construction costs for the first phase of the project. Closing of that loan was originally to take place on June 2, 2000 but did not take place as scheduled because of delays occasioned by the lender's failure to timely fulfill its commitment.

The Company is currently in negotiations with various banking and other financial institutions , as well as private parties to obtain additional debt and equity financing to continue development of the Bullhead City project and to pay for the subsequent phase of development for the St. Tropez project.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September, 30, 2000, the Company obtained a loan of $550,820 from its President and CEO, George Waugeux and another related party. These loans were repaid through the issuance of 440,656 common shares.

Net cash used in operating activities was $1,837,844 for the nine months ended September 30, 2000. Net cash provided by financing activities was $1,710,083 for the nine months ended September 30, 2000, primarily attributable to proceeds from issuance of common stock and notes payable.

The Company's continued operating losses, limited capital and operating requirements raise substantial doubt about its ability to continue as a going concern. The Company's year end audited financial statements include a going concern modified opinion.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

         There are no legal proceedings against the Company and the Company is unaware of proceedings contemplated against it.

Item 2. Changes in Securities

         During the period from June 30, 2000 to the date of this filing, the Company issued 440,656 shares of common stock to Biltmore Vacation Village, Inc. for conversion of debt totaling $550,820. In addition, the Company sold 35,219 common shares for $127,494.

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

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to the security holders for a vote.

Item 5. Other Information

         There is no other information deemed material by management for disclosure herein.

Item 6. Exhibits and Reports on Form 8-K

         Exhibits
         --------

            27 Financial Data Schedule

         Reports on Form 8-K
         -------------------

         Inapplicable

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   BILTMORE VACATION RESORTS INC

                                                         By:  /s/ George Waugeux
                                                            --------------------
                                                                  George Waugeux
                                                          Director and President


Dated: November 20, 2000